Form 10-K
period 2007-12-31
Merrill Lynch Mortgage Investors Trust, Series 2007-SL1
filed 2008-03-28
CIK 1385132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-140436-11

MERRILL LYNCH MORTGAGE INVESTORS TRUST, SERIES 2007-SL1
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-140436

Merrill Lynch Mortgage Investors, Inc.
(Exact name of registrant/depositor as specified in its charter)

Merrill Lynch Mortgage Lending, Inc.
(Exact name of sponsor as specified in its charter)

New York	51-6590980 51-6590981 35-2298178 35-2298177 35-2298174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o LaSalle Bank National Association
135 South LaSalle Street, Chicago, Illinois 60603
(Address of principal executive offices)

 312-904-7323
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)2 of Regulation AB, Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).
The significance percentages of the derivative transactions entered into on behalf of the issuing entity are less than 10%.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously filed in a 424(b)(5) filing dated May 15, 2007.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

The following information regarding LaSalle Bank National Association, as Securities Administrator's material instances of noncompliance and related remedial action was provided by LaSalle Bank National Association, as Securities Administrator.

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

The assessment of compliance of Litton Loan Servicing LP (“Litton”) disclosed the following instances of noncompliance:

Reconciliations for Asset-Backed Securities Related Bank Account – 1122(d)(2)(vii) Investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification.

Loan Buyouts from Pool Assets – 1122(d)(4)(iii) Certain loan buyouts from pool assets were not made within timeframes established in the transaction agreements.

Loan Modifications – 1122(d)(4)(vi) Certain loans were modified during the Reporting Period that included a modified maturity date that exceeded the latest maturity date established in the transaction agreements.

Litton has implemented the following remediation procedures:

Reconciliations for Asset-Backed Securities Related Bank Account – 1122(d)(2)(vii) The controls over the investor bank account reconciliation process are adequately designed and operating effectively.  In the fourth quarter of 2007, Litton had reduced the number of investor bank account reconciliations which included reconciling items that were not resolved within 90 calendar days of their original identification to less than 4%.

Litton’s key monitoring controls include an account reconciliation status report, and a key performance indicator report which monitors bank account reconciliation timeliness, and the percentage of accounts which have 90-day reconciling items.  Senior servicing management review both of these monitoring reports monthly.

Loan Buyouts from Pool Assets – 1122(d)(4)(iii) Litton is in the process of incorporating automation that will calculate the calendar month in which a loan can be bought out of individual securities based on the requirements in the respective transaction agreements. This automation will not allow a loan to be removed from a security unless it is in the timeframe allowed in the respective transaction agreements.  Litton expects to have this automation in place at or around the end of the first quarter 2008.

Loan Modifications – 1122(d)(4)(vi) In February 2008, Litton reviewed all of its transaction agreements and updated its monitoring software with the latest maturity date a loan may be modified for each security.  This software will systematically prohibit loss mitigation personnel from modifying a loan with a maturity date past the maturity date maintained in the system.

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35)

Although the referenced instances of noncompliance in the Litton report on assessment of compliance with the servicing criteria were material to the activities of Litton on a platform level, the instances of noncompliance related to reconciliations and loan modifications did not relate specifically to the performance of Litton in its capacity as servicer under the pooling and servicing agreement related to the securities issued by the Issuing Entity. Accordingly, the servicer compliance statement of Litton was appropriately modified.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1	Trust Agreement (filed as an exhibit to Form 8-K on 2007-05-29)
4.2	Indenture (filed as an exhibit to Form 8-K on 2007-05-29)
10.1	Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K on 2007-05-29)
10.2	Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on 2007-05-29)
10.3	Administration Agreement (filed as an exhibit to Form 8-K on 2007-05-29)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilshire Credit Corporation, as Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Countrywide Home Loans Servicing LP, as Servicer
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as Servicing Function Participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilshire Credit Corporation, as Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Countrywide Home Loans Servicing LP, as Servicer
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as Servicing Function Participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(c)	Servicer compliance statement, Wilshire Credit Corporation, as Servicer
35(d)	Servicer compliance statement, Countrywide Home Loans Servicing LP, as Servicer
35(e)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

(31) Rule 13a-14(d)/15d-14(d) Certifications.

 (33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
LaSalle Bank National Association, as Master Servicer
Litton Loan Servicing LP, as Servicer
Wilshire Credit Corporation, as Servicer
Countrywide Home Loans Servicing LP, as Servicer
LaSalle Bank National Association, as Securities Administrator
LandAmerica Tax and Flood Services, as Servicing Function Participant
ZC Sterling Insurance Agency, Inc. as Servicing Function Participant

    (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
LaSalle Bank National Association, as Master Servicer
Litton Loan Servicing LP, as Servicer
Wilshire Credit Corporation, as Servicer
Countrywide Home Loans Servicing LP, as Servicer
LaSalle Bank National Association, as Securities Administrator
LandAmerica Tax and Flood Services, as Servicing Function Participant
ZC Sterling Insurance Agency, Inc. as Servicing Function Participant

    (35) Servicer Compliance Statements:
LaSalle Bank National Association, as Master Servicer
Litton Loan Servicing LP, as Servicer
Wilshire Credit Corporation, as Servicer
Countrywide Home Loans Servicing LP, as Servicer
LaSalle Bank National Association, as Securities Administrator

(c) Not Applicable.

SIGNATURES

LaSalle Bank National Association, as Master Servicer

March 28, 2008	/s/ Tammy Spriggs
By: Tammy Spriggs
Title: First Vice President
Senior Officer in Charge of Securitization of the Master Servicer

EXHIBIT INDEX

Exhibit Number	Description
4.1	Trust Agreement (filed as an exhibit to Form 8-K on 2007-05-29)
4.2	Indenture (filed as an exhibit to Form 8-K on 2007-05-29)
10.1	Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K on 2007-05-29)
10.2	Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on 2007-05-29)
10.3	Administration Agreement (filed as an exhibit to Form 8-K on 2007-05-29)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilshire Credit Corporation, as Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Countrywide Home Loans Servicing LP, as Servicer
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as Servicing Function Participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilshire Credit Corporation, as Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Countrywide Home Loans Servicing LP, as Servicer
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as Servicing Function Participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(c)	Servicer compliance statement, Wilshire Credit Corporation, as Servicer
35(d)	Servicer compliance statement, Countrywide Home Loans Servicing LP, as Servicer
35(e)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator